Form 10-Q
period 1996-03-31
URETHANE TECHNOLOGIES INC
filed 1996-05-15
CIK 858482

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ___________________

                                   FORM 10-Q
                              ___________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


                         Commission file number 1-11600



                          URETHANE TECHNOLOGIES, INC.
- - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    Nevada                                 33-0126369
- - -----------------------------------------------        ------------------
          (State of incorporation)                      (I.R.S. Employer
                                                       Identification No.)


1202 East Wakeham Avenue, Santa Ana, California              92705
- - -----------------------------------------------        -----------------
   (Address of principal executive offices)               (Zip Code)


                                 (714) 973-0800
- - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES     X         NO
                    ----------       -----------

     Number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 1996: 10,455,737 shares of common stock, $.01 par value.


===============================================================================

                 URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                As of
                                                     -----------------------------
                                                       March 31,     December 31,
                                                         1996            1995
                                                     -----------     ------------
ASSETS

CURRENT ASSETS:
  Cash                                               $   260,464      $   908,554
  Accounts receivable, net of allowance
    for doubtful accounts                              5,605,924        4,170,720
  Notes receivable                                       154,981          147,026
  Inventories                                          4,069,819        3,567,395
  Prepaid expenses                                       222,210          180,476
                                                     -----------      -----------
           TOTAL CURRENT ASSETS                       10,313,398        8,974,171
                                                     -----------      -----------

PROPERTY AND EQUIPMENT:
  Land                                                   400,000               --
  Manufacturing equipment and molds                    3,767,071        3,102,981
  Office equipment                                       317,816          253,561
  Leasehold improvements                                  57,610           57,609
  Equipment held under capital leases                    738,401          767,401
                                                     -----------      -----------
                                                       5,280,898        4,181,552
  Less accumulated depreciation and amortization      (1,918,193)      (1,836,927)
                                                     -----------      -----------

            NET PROPERTY AND EQUIPMENT                 3,362,705        2,344,625
                                                     -----------      -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization            4,597,415        3,141,101
  Notes receivable, net of current portion               923,394          866,673
  Patents and other intangible assets, net of
    accumulated amortization                             422,812          301,321
  Other assets                                           244,881          232,906
                                                     -----------      -----------
           TOTAL OTHER ASSETS                          6,188,502        4,542,001
                                                     -----------      -----------
                                                     $19,864,605      $15,860,797
                                                     ===========      ===========





            See notes to condensed consolidated financial statements

                 URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                  (concluded)

                                                                  As of
                                                      -----------------------------
                                                        March 31,       December 31,
                                                          1996             1995
                                                      ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $   5,982,770     $  3,614,133
   Accrued expenses                                      1,054,569        1,070,475
   Long term debt -- current portion                        52,000           52,000
   Capital lease obligations -- current portion            400,388          396,774
                                                     -------------     ------------
            TOTAL CURRENT LIABILITIES                    7,489,727        5,133,382
                                                     -------------     ------------

LONG-TERM LIABILITIES:
   Line of credit                                        3,614,079        3,291,723
   Deferred tax liability                                  359,680          359,680
   Long term debt, net of current portion                2,015,278          386,710
   Capital lease obligations, net of current
     portion                                               252,635          354,540
                                                     -------------     ------------
            TOTAL LONG-TERM LIABILITIES                  6,241,672        4,392,653
                                                     -------------     ------------

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE            657,657          678,956
                                                     -------------     ------------


STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value; 18,000,000 shares
     authorized: 10,426,379 and 10,395,610 shares
     issued and outstanding, at March 31, 1996 and
     December 31, 1995, respectively                      104,263           103,956
   Capital in excess of par value                      25,665,442        25,252,270
   Accumulated deficit                                (20,294,156)      (19,700,420)
                                                     ------------      ------------
            TOTAL STOCKHOLDERS' EQUITY                  5,475,549         5,655,806
                                                     ------------      ------------
                                                     $ 19,864,605      $ 15,860,797
                                                     ============      ============





            See notes to condensed consolidated financial statements

                 URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)





                                                        For the Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                       1996              1995
                                                    ----------        ----------
NET SALES                                           $6,321,886        $5,402,961

COST OF GOODS SOLD:                                  5,334,851         4,180,551
                                                    ----------        ----------
GROSS PROFIT                                           987,035         1,222,410

OPERATING EXPENSES:
    Selling, general and administrative              1,119,224           894,625
    Research and development                           198,152           162,461
    Depreciation and amortization                      159,529            98,631
                                                    ----------        ----------
TOTAL OPERATING EXPENSES                             1,476,905         1,155,717
                                                    ----------        ----------
OPERATING (LOSS) PROFIT                               (489,870)           66,693
                                                    ----------        ----------
INTEREST EXPENSE AND OTHER:
     Interest expense                                  138,521           101,959
     Other income, net                                 (34,655)           (8,675)
                                                    ----------        ----------
TOTAL INTEREST EXPENSE AND OTHER                       103,866            93,284
                                                    ----------        ----------
LOSS BEFORE TAX PROVISION AND
  DISCONTINUED OPERATIONS                             (593,736)          (26,591)

TAX PROVISION                                               --                --
                                                    ----------        ----------
LOSS FROM CONTINUING OPERATIONS                       (593,736)          (26,591)

INCOME FROM DISCONTINUED OPERATIONS                         --            33,762
                                                    ----------        ----------
NET INCOME (LOSS)                                   $ (593,736)       $    7,171
                                                    ==========        ==========
NET INCOME (LOSS) PER SHARE:
  Loss from continuing operations                   $    (0.06)       $    (0.00)
  Income from discontinued operations                       --              0.00
                                                    ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE                  $    (0.06)       $     0.00
                                                    ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                10,401,358         9,053,039
                                                    ==========        ==========


            See notes to condensed consolidated financial statements

                 URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)





                                                              For the Three Months
                                                                Ended March 31,
                                                         -----------------------------
                                                            1996               1995
                                                         -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                    $   593,736       $     7,171
    Adjustments to reconcile net loss to net
      cash provided by operating activities:

      Depreciation and amortization                          166,371           149,744
      Minority interest in net loss of joint
        venture                                              (21,299)           (9,559)
      Provision for bad debts                                 15,000           (25,000)

    Increase (decrease) from changes in:

      Accounts receivable                                   (645,959)         (750,926)
      Inventories                                           (143,067)          184,669
      Deposits                                                    --           (23,888)
      Prepaid expenses                                        42,045           (30,546)
      Accounts payable                                       837,020           755,541
      Accrued expenses                                       (19,717)       (1,106,570)
                                                         -----------       -----------
        NET CASH USED IN OPERATING ACTIVITIES            $  (363,342)      $  (849,364)
                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Issuance of notes receivable                            (145,402)          (52,495)
    Acquisition of property and equipment                    (66,438)         (189,675)
    Acquisition of new business                           (2,148,520)               --
    Patents and other intangible assets                       (9,585)          (38,056)
                                                         -----------       -----------
        NET CASH USED IN INVESTING ACTIVITIES            $(2,369,945)      $  (280,226)
                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings under credit line                         322,356           389,996
    Payments under capital leases                            (98,291)          (82,495)
    Borrowings under long term debt                        1,636,520            55,000
    Repayment of long term debt                              (13,000)          (12,999)
    Payment of debt issuance costs                          (125,868)               --
    Proceeds from issuance of common stock warrant           363,480                --
    Proceeds from issuance of common stock                        --            81,250
                                                         -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        $ 2,085,197       $   430,752
                                                         -----------       -----------
NET DECREASE IN CASH                                        (648,090)         (698,838)

CASH, beginning of year                                      908,554         1,528,380
                                                         -----------       -----------
CASH, end of quarter                                     $   260,464       $   829,542
                                                         ===========       ===========



            See notes to condensed consolidated financial statements

                  URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 1996



(1)      General Information
         -------------------

         The condensed consolidated financial statements include the accounts of Urethane Technologies, Inc. (the "Parent"), its 100 percent owned subsidiaries, Polymer Development Laboratories, Inc. ("PDL") and Carousel Group, Inc., both California corporations, BMC Acquisition, Inc., a North Carolina corporation ("BMC"), and Carousel's 50 percent owned joint venture, Sole Associates, J.V. ("Sole"), which is consolidated into the accompanying financial statements, collectively referred to as the "Company." All intercompany transactions and balances are eliminated in consolidation.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results for the full year.

         Certain amounts in the 1995 condensed consolidated statements of operations have been reclassified to conform to the current year presentation.

(2)      Acquisition of the Assets of Brin-Mont Corporation
         --------------------------------------------------

         On March 15, 1996, the Company through its BMC subsidiary acquired substantially all of the assets of Brin-Mont Corporation ("Brin-Mont") located in Greensboro, North Carolina. Such assets consist of a manufacturing plant, machinery and equipment, accounts receivable and other miscellaneous assets. The Company also assumed certain liabilities of Brin-Mont, principally its trade accounts payable.

                  URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 1996

         To acquire the assets of Brin-Mont, the Company paid cash consideration of $2 million, and issued 30,769 shares of common stock, which had a fair market value of approximately $50,000 as of March 15, 1996. The $2 million of cash was borrowed from a venture capital lender with an annual interest rate of 13.5 percent. The loan is due March 16, 2001. In addition, the Company issued to the lender a warrant to purchase, for nominal consideration, 484,640 shares of the Company's common stock.

         The acquisition has been accounted for under the purchase method of accounting. These condensed consolidated financial statements include preliminary allocations of the purchase price to BMC's net assets. The Company may further adjust such allocations, and expects that any such further adjustments will be completed within the current fiscal year.

         In connection with the purchase of BMC, the Company recorded the following:

Fair value of assets acquired, including goodwill         $ 3,735,428
Purchase price                                             (2,050,000)
Estimated professional fees incurred
  in connection with the purchase                            (150,000)
                                                          -----------
Liabilities assumed                                       $ 1,535,428
                                                          ===========

(3)      Cash
         ----

         Approximately $207,000 of the Company's cash balance at March 31, 1996 was attributable to Sole. The Sole joint venture agreement provides that the Company's joint venture partner receives a preferential return of up to $1,000,000 ($657,657 as of March 31, 1996) in any distribution upon liquidation. Accordingly, the cash attributable to Sole was not generally available to the Company for working capital or any other purposes.

(4)      Inventories
         -----------

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist principally of raw materials used in the blending of chemicals and production of polyurethane products and finished goods. Inventories at March 31, 1996 and December 31, 1995 are summarized as follows:


                                         March 31, 1996          December 31, 1994
                                         --------------          -----------------
        Raw materials                      $2,258,873                $1,938,612

        Finished goods                      1,810,946                 1,628,783
                                           ----------                ----------

            Total                          $4,069,819                $3,567,395
                                           ==========                ==========

                  URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 1996


(5)      Notes Payable -- Credit Line
         ----------------------------

         PDL utilizes a $4,200,000 secured credit line from a finance company to finance its working capital requirements. As of March 31, 1996, the outstanding balance on the credit line was $3,614,079 and the amount available to the Company on the line was $109,478. The outstanding balance on the line bears interest at 2.5% over a floating base rate. Interest is paid monthly. The credit line requires PDL to maintain certain financial covenants including a total debt to net worth ratio, a minimum level of net worth and a minimum current ratio. Under the terms of the credit line, the Company may allocate up to $100,000 per month to PDL for general and administrative services. The credit line restricts dividends from PDL to the Parent to no more than 25% of PDL's earnings for the previous year. The Parent has guarantied the line of credit, which expires in November 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company recorded a net loss in the first quarter of 1996 of $593,736, or $0.06 per share, compared to a net profit of $7,171, or $0.00 per share, in the first quarter of 1995. A loss was incurred notwithstanding an increase in sales, due in part to the Company's decisions to field a larger sales force and to increase its technical service personnel. A decrease in gross margins, discussed below, was the other principal factor resulting in the loss for the period.

         Sales in the first quarter of 1996 were $6,321,886, an increase of $918,925, or 17%, over sales of $5,402,961 in the first quarter of 1995. $687,565 of the increase was from the Company's ongoing chemical systems business and $231,360 of the increase was due to the contribution in the final two week period in March from the Company's new BMC Acquisition, Inc. ("BMC") subsidiary. On March 15, 1996, BMC acquired (in the "March Acquisition") a production facility in Greensboro, North Carolina.

         Cost of goods sold for the first quarter of 1996 was $5,334,851, an increase of $1,154,300, or 27.6%, over cost of goods sold of $4,180,551 in the first quarter of 1995. The Company's gross margin was 15.6% in the first quarter of 1996 and 22.6% in the first quarter of 1995. The gross margin decrease was the result of a series of raw material price increases from the Company's vendors, which the Company was unable to pass along fully to its customers, coupled with sales price decreases to selected customers that the Company made due to competitive pressure. The raw material price increases commenced in April 1995. Increased manufacturing overhead expenses in the first quarter of 1996 also contributed to the gross margin decrease. Based on preliminary results for April 1996, the Company expects that gross margins will improve in the immediate future from the levels of the first quarter of 1996, but there can be no assurance that gross margins will rebound to the level achieved in the first quarter of the prior year.

         Selling, general and administrative ("SG&A") expenses in the first quarter of 1996 were $1,119,224, or 17.7% of sales, compared to $894,625, or 16.6% of sales, in the first quarter of 1995. The $224,599 increase in SG&A expenses from the first quarter of 1995 to the first quarter of 1996 was due to a $232,998 increase in the Company's sales department expenses. The bulk of the increased sales department expenses were incurred in an expansion of the Company's sales force in the Eastern United States. The Company expects that the increases to the sales force will result in further sales growth in the future.

         Research and development ("R&D") expenses in the first quarter of 1996 were $198,152, or 3.1% of sales, compared to $162,461, or 3.0% of sales, in the first quarter of 1995. The Company expects that R&D expenses will be approximately constant, in dollar terms, for the remainder of the current year.

         Depreciation and amortization expenses in the first quarter of 1996 were $159,529, an increase of $60,898, or 61.7%, over depreciation and amortization expenses of $98,631 in the first quarter of 1995. This increase reflects increased investment in plant and equipment.

         Other expense in the first quarter of 1996 was $103,866, an increase of $10,582, or 11.3%, over other expense of $93,284 in the first quarter of 1995. The increase was due to $17,342 of interest expense incurred by BMC in the final two weeks of the quarter.

         Overall, the Company recorded a net loss in the first quarter of 1996 of $593,736, or $0.06 per share, compared to a net profit of $7,171, or $0.00 per share, in the first quarter of 1995. Of the net loss in the 1996 quarter, $39,738 represented the operating loss of the Company's BMC subsidiary, incurred subsequent to the March Acquisition. The Company believes that such a rate of loss is not indicative of results to be expected of the BMC subsidiary in the future, and expects that the BMC subsidiary will operate on an approximately breakeven basis for the remainder of the current year, and contribute to the Company's overall margins by allowing the Company to purchase certain raw materials at favorable prices. The net profit in the first quarter of 1995 included $33,762 of income from operations that were subsequently discontinued. Excluding the income from discontinued operations, the Company recorded a net loss of $26,591, or $0.00 per share, in the first quarter of 1995. The average number of outstanding shares in the first quarter of 1995 was 10,401,358, compared to 9,053,039 in the first quarter of 1995.

Liquidity and Capital Resources

         At March 31, 1996, the Company had working capital of $2,823,671, as compared to working capital of $3,840,789 at December 31, 1995. Included in working capital at March 31, 1996 and December 31, 1995 is $207,472 and $203,304, respectively, of cash attributable to Sole, which was not generally available to the Company for working capital or any other purposes.

         The Company's operating activities used cash in the first quarter of 1996, as has been the case in the past. The Company financed its working capital requirements in the quarter by increasing the amounts borrowed under its revolving line of credit, and by extending the period for payment of its accounts payable.

         Operating activities used cash of $363,342 in the first quarter of 1996. The cash used in operating activities was $230,394 less than the $593,736 net loss for the period. The primary reason for the difference between the loss and the cash used in operating activities was $166,371 in depreciation and amortization expenses for the period. In the first quarter of 1995, the Company used $849,364 of cash in its operating activities.

         The Company used $2,369,945 of cash in its investing activities in the first quarter of 1995. Of that amount, $2,148,520 represents cash used in the March Acquisition. In the first quarter of 1995, the Company used $280,226 of cash in its investing activities. The Company currently plans to invest $300,000 to $500,000 in fixed assets and leasehold improvements over the remainder of 1996 in order to improve its production facilities. The majority of this investment would occur at the newly acquired BMC plant in Greensboro, North Carolina. The Company plans to finance the production related investments with long-term debt, by acquiring such assets under long-term capital leases, or by a combination of such techniques.

         The Company's financing activities provided $2,085,197 of cash in the first quarter of 1996. Borrowings under long term debt and proceeds from the issuance of warrants represented $1,874,132 of that total,net of debt issuance costs of $125,868. The proceeds of the long term debt and capital stock warrants issuance were used to finance the March Acquisition. The remainder of the financing activities were $322,356 of borrowings under the Company's credit line, which were used to finance its operating activities, and $98,291 of payments under capital leases. In the first quarter of 1995, the Company's financing activities provided cash of $430,752.

         As a result of the foregoing, the Company had a net decrease in cash during the first quarter of 1996 of $648,090, comparable to the net cash decrease of $698,838 during the first quarter of 1995.

         The Company has agreed in its revolving line of credit to maintain compliance on a monthly basis with certain financial covenants. All such covenants were met in the quarter ended March 31, 1996. Increased inventories and concomitant increases in accounts payable and line of credit borrowings in April 1996 may result in non-compliance with the Company's debt-to-net-worth covenant as of April 30, 1996. Although the Company believes (based on preliminary discussions with its lender) that such noncompliance will be waived, the Company may incur increased costs under its credit line. It is also possible that the Company and the lender may fail to reach agreement, and that the Company could be required to seek alternate financing arrangements for its working capital needs. The Company has not specifically identified such alternate arrangements, as it believes such an outcome to be unlikely.

         The Company also has agreements with the lender that provided the debt financing for the March Acquisition, which require, inter alia, that the Company merge its BMC and PDL subsidiaries not later than January 1, 1997.
Such a merger would require the consent of the lender under the Company's line of credit. The Company has requested such consent, and discussions are continuing as of the date of this report. If such consent is not granted, which is an issue the Company expects to resolve within the quarter ending June 30, 1996, the Company would be required to replace either its line of credit or the debt financing for the March acquisition. The Company would address those alternatives if consent is not obtained within that time frame.

         The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current working capital, together with projected revenue from operations, will satisfy the Company's contemplated cash requirements for at least 12 months following the date of this report.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed herewith:

               11.  Statement re Computation of Per Share Earnings

               27.  Financial Data Schedule

          (b) During the quarter ended March 31, 1996, the registrant filed one report on Form 8-K, dated March 15, 1996. Such report disclosed the acquisition of assets in Item 2 thereof. Financial statements relating to the business in which such assets have been used will be filed within 75 days after March 15, 1996.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 15, 1996

                                  URETHANE TECHNOLOGIES, INC.


                                  By: /s/ JAMES B. FRAKES
                                  -------------------------------
                                          James B. Frakes
                                          Vice President
                                          Chief Financial Officer