Form 10-Q
period 1996-06-30
URETHANE TECHNOLOGIES INC
filed 1996-08-19
CIK 858482

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                         Commission file number 1-11600


                           URETHANE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                 Nevada                         33-0126369
        (State of incorporation)    (I.R.S. Employer Identification No.)


              1202 East Wakeham Avenue, Santa Ana, California 92705
               (Address of principal executive offices) (Zip Code)

                                 (714) 973-0800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Number of shares outstanding of each of the registrant's classes of common stock, as of August 12, 1996: 10,630,737 shares of common stock, $.01 par value.

================================================================================

                           URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                             As of
                                                                                -------------------------------
                                                                                  June 30           December 31
                                                                                    1996               1995
                                                                                ------------        -----------
ASSETS

CURRENT ASSETS:
     Cash                                                                       $   289,458        $   908,554
     Accounts receivable, net of allowance for doubtful accounts                  5,849,383          4,170,720
     Notes receivable                                                               144,510            147,026
     Inventories                                                                  4,969,823          3,567,395
     Prepaid expenses and other assets                                              453,225            180,476
                                                                                -----------        -----------
                     TOTAL CURRENT ASSETS                                        11,706,399          8,974,171
                                                                                -----------        -----------

PROPERTY AND EQUIPMENT:
     Land                                                                           162,000               --
     Manufacturing equipment and molds                                            4,020,356          3,102,981
     Office equipment                                                               338,246            253,561
     Leasehold improvements                                                         795,610             57,609
     Equipment held under capital leases                                            726,997            767,401
                                                                                -----------        -----------
                                                                                  6,043,209          4,181,552
     Less accumulated  depreciation and amortization                             (2,047,463)        (1,836,927)
                                                                                -----------        -----------

                      NET PROPERTY AND EQUIPMENT                                  3,995,746          2,344,625
                                                                                -----------        -----------
OTHER ASSETS:
     Goodwill, net of accumulated amortization                                    4,038,082          3,141,101
     Notes receivable, net of current portion                                       930,457            866,673
     Patents and other intangible assets, net of accumulated amortization           409,435            301,321
     Other assets                                                                   516,977            232,906
                                                                                -----------        -----------
                     TOTAL OTHER ASSETS                                           5,894,951          4,542,001
                                                                                -----------        -----------
                                                                                $21,597,096        $15,860,797
                                                                                ===========        ===========






            See notes to condensed consolidated financial statements

                           URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                   (concluded)

                                                                                      As of
                                                                         --------------------------------
                                                                           June 30           December 31
                                                                            1996                 1995
                                                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                  $  7,330,528        $  3,614,133
       Accrued expenses                                                     1,185,259           1,070,475
       Long term debt -- current portion                                       52,000              52,000
       Capital lease obligations -- current portion                           403,156             396,774
                                                                         ------------        ------------
                       TOTAL CURRENT LIABILITIES                            8,970,943           5,133,382
                                                                         ------------        ------------
LONG-TERM LIABILITIES:
       Line of credit                                                       4,552,077           3,291,723
       Deferred tax liability                                                 359,680             359,680
       Long term debt, net of current portion                               2,032,568             386,710
       Capital lease obligations, net of current portion                      150,539             354,540
                                                                         ------------        ------------
                       TOTAL LONG-TERM LIABILITIES                          7,094,864           4,392,653
                                                                         ------------        ------------
MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE                                  --               678,956
                                                                         ------------        ------------

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value; 18,000,000 shares authorized:
       10,630,737 and 10,395,610 shares issued and outstanding,               106,013             103,956
       at June 30, 1996 and December 31, 1995, respectively
       Capital in excess of par value                                      25,852,365          25,252,270
       Accumulated deficit                                                (20,427,089)        (19,700,420)
                                                                         ------------        ------------
                       TOTAL STOCKHOLDERS' EQUITY                           5,531,289           5,655,806
                                                                         ------------        ------------
                                                                          $21,597,096         $15,860,797
                                                                         ============        ============











            See notes to condensed consolidated financial statements

                           URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                  ----------------------------------      --------------------------------
                                                       1996                1995                1996                1995
                                                  ------------        ------------        ------------        ------------
NET SALES                                         $ 8,456,227        $7,399,763        $14,778,113        $ 12,802,724

COST OF GOODS SOLD                                  6,844,980         5,880,285         12,179,831          10,057,945
                                                  -----------        ----------        -----------        ------------

GROSS PROFIT                                        1,611,247         1,519,478          2,598,282           2,744,779

OPERATING EXPENSES:
    Selling, general and administrative             1,342,331           813,498          2,572,321           1,697,881
    Research and development                          252,780           126,515            457,056             288,976
    Depreciation and amortization                     330,214           179,748            372,853             291,512
                                                  -----------        ----------        -----------        ------------
TOTAL OPERATING EXPENSES                            1,925,325         1,119,761          3,402,230           2,278,369
                                                  -----------        ----------        -----------        ------------

OPERATING INCOME (LOSS)                              (314,078)          399,717           (803,948)            466,410
                                                  -----------        ----------        -----------        ------------

INTEREST EXPENSE AND OTHER:
     Interest expense                                 207,643           132,177            344,956             227,412
     Other expense (income), net                       69,385           (16,786)            35,938             (18,737)
                                                  -----------        ----------        -----------        ------------
TOTAL INTEREST EXPENSE  AND OTHER                     277,028           115,391            380,894             208,675
                                                  -----------        ----------        -----------        ------------
                                                                                       -----------        ------------

INCOME (LOSS) BEFORE TAX PROVISION AND
  DISCONTINUED OPERATIONS                            (591,106)          284,326         (1,184,842)            257,735

TAX PROVISION                                            --                --                 --                  --
                                                  -----------        ----------        -----------        ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (591,106)          284,326         (1,184,842)            257,735

INCOME (LOSS) FROM DISCONTINUED OPERATIONS            458,174          (218,313)           458,174            (184,551)
                                                  -----------        ----------        -----------        ------------

NET INCOME (LOSS)                                ($   132,932)       $   66,013       ($   726,668)       $     73,184
                                                  ===========        ==========        ===========        ============

NET INCOME (LOSS) PER COMMON SHARE:
 Income (Loss) from continuing operations        ($     0.06)        $     0.03       ($      0.11)       $       0.03
 Income (Loss) from discontinued operations       $     0.04              (0.02)              0.04               (0.02)
                                                  -----------        ----------        -----------        ------------

NET INCOME (LOSS) PER COMMON SHARE               ($     0.02)        $     0.01       ($      0.07)       $       0.01
                                                  ===========        ==========        ===========        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               10,476,815         9,318,592         10,439,087           9,174,815
                                                  ===========        ==========        ===========        ============











            See notes to condensed consolidated financial statements

                           URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the Six Months Ended June 30,
                                                                         --------------------------------
                                                                             1996                1995
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                               ($  726,668)       $    73,184
         Adjustments to reconcile net loss to net cash provided by
           operating activities:
           Depreciation and amortization                                     398,200            294,279
           Minority interest in net loss of joint venture                    (20,815)           (22,060)
           Provision for bad debts                                            54,835               --
         Increase (decrease) from changes in:
           Accounts receivable                                              (929,253)        (2,013,661)
           Inventories                                                    (1,043,071)          (234,965)
           Deposits and prepaid expenses                                    (294,134)            (2,567)
           Accounts payable                                                2,184,778            748,305
           Accrued expenses                                                  110,973         (1,390,301)
                                                                         -----------        -----------
             NET CASH USED IN OPERATING ACTIVITIES                          (265,155)        (2,547,786)
                                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Issuance of notes receivable                                       (259,088)           (49,667)
         Acquisition of property and equipment                              (308,422)          (424,315)
         (Acquisition) sale of business                                   (2,148,520)            50,000
         Patents and other intangible assets                                (561,979)          (106,208)
                                                                         -----------        -----------
             NET CASH USED IN INVESTING ACTIVITIES                        (3,278,009)          (530,190)
                                                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under credit line                                  1,260,354          1,140,457
         Payments under capital leases                                      (197,619)          (209,337)
         Borrowings under long term debt                                   1,671,858               --
         Repayment of long term debt                                         (26,000)           (23,592)
         Payment of debt issuance costs                                     (125,868)              --
         Proceeds from issuance of common stock warrant                      341,343               --
         Proceeds from issuance of common stock                                 --            2,241,724
                                                                         -----------        -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,924,068          3,149,252
                                                                         -----------        -----------

NET (DECREASE) INCREASE IN CASH                                             (619,096)            71,276

CASH,  beginning of year                                                     908,554          1,528,380
                                                                         -----------        -----------
CASH,  end of six months                                                 $   289,458        $ 1,599,656
                                                                         ===========        ===========




            See notes to condensed consolidated financial statements

                  URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 1996

(1)      General Information

         The condensed consolidated financial statements include the accounts of Urethane Technologies, Inc. (the "Parent") and its 100 percent owned subsidiaries, Polymer Development Laboratories, Inc. ("PDL"), a California corporation, and BMC Acquisition, Inc. ("BMC"), a North Carolina corporation, which are consolidated into the accompanying financial statements, collectively referred to as the "Company." All intercompany transactions and balances are eliminated in consolidation.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results for the full year.

         Certain amounts in the 1995 condensed consolidated statements of operations have been reclassified to conform to the current year presentation.

(2)      Dissolution of Sole Associates Joint Venture

         In June 1996, the Company acquired the interest of Candie's Inc. ("Candie's") in Sole Associates, J.V. ("Sole") through the issuance of 175,000 shares of the Company's common stock to Candie's. As part of the agreement, the Company received cash and machinery held by Sole valued at more than $250,000. The Company and Candie's established Sole in 1991 to develop footwear soles and certain other items utilizing the Company's proprietary polyurethane systems. Following the acquisition of Candie's interest in Sole, the Company dissolved Sole, which had been dormant for over one year prior to that dissolution.

(3)     Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of raw materials used in the blending of chemicals and production of polyurethane products. Inventories at June 30, 1996 and December 31, 1995 are summarized as follows:

                             June 30, 1996                   December 31, 1995
                             -------------                   -----------------
Raw materials                $2,849,012                        $1,938,612

Finished goods                2,120,811                         1,628,783
                             ----------                        ----------

Total                        $4,969,823                        $3,567,395
                             ==========                        ==========

(4)      Notes Payable -- Credit Line

         PDL utilizes a $5,000,000 secured credit line from a finance company to finance its working capital requirements. As the credit line includes a term loan with a balance of approximately $186,000 at June 30, 1996, the maximum amount that the Company could possibly borrow on the credit line on the date was approximately $4,814,000. As of June 30, 1996, the outstanding balance on the credit line was $4,552,077 and the amount available to the Company on the line was approximately $261,000. The outstanding balance on both the credit line and the term loan bears interest at 2.5% over a floating base rate. Interest is paid monthly. The credit line requires PDL to maintain certain financial covenants including a total debt to net worth ratio, a minimum level of net worth, a minimum current ratio and a minimum cash flow coverage ratio. Under the terms of the credit line, the Company may allocate up to $100,000 per month to PDL for general and administrative services. The credit line restricts dividends from PDL to the Parent to no more than 25% of PDL's earnings for the previous year. The Parent has guarantied the line of credit, which expires in November 1997.

(5)      Raw Material Purchase Agreements

         The Company has reached purchase agreements with several of its raw material suppliers. Under those agreements, the Company is required to purchase certain quantities of raw materials from those suppliers over a two to three year period in exchange for certain credits related to purchases prior to June 30, 1996. The current portion of those credits is included in prepaid expenses and other current assets and the long-term portion is included in other long term assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales in the second quarter of 1996 were $8,456,227, a $1,056,464 or 14 percent increase over sales of $7,399,763 in the second quarter of 1995. Sales in the first six months of 1996 were $14,778,113, a $1,975,389 or 15 percent increase over sales of $12,802,724 in the first six months of 1995. The increase in sales in each case was due to increased quantities of product sold, which in turn was primarily a result of the Company's March 1996 acquisition of the business of Brin-Mont Corporation. That business consists of a polyol production and polyurethane systems blending facility in Greensboro, North Carolina. The Company conducts its business through two wholly-owned subsidiaries, Polymer Development Laboratories, Inc. ("PDL"), and the operator of the Greensboro plant ("BMC").

         Cost of goods sold for the second quarter of 1996 was $6,844,980, as compared to $5,880,285 in the second quarter of 1995, reflecting the higher volume of overall sales noted above. The Company's gross margin was 20.5 percent in the second quarter of 1995 and 19.1 percent in the second quarter of 1996. The gross margin decrease was the result of raw material price increases from the Company's vendors and competitive pressures in the Company's selling markets, which forced the Company to cut prices while suffering an increase in raw materials costs. A change in the mix of products that the Company sells included a greater proportion of low-margin products, which exacerbated the effect of competitive pressures. The Company has announced a general price increase effective August 15, 1996, but it is too early to tell to what extent that increase in posted prices will result in increased gross margin, as it is possible that competition may force the Company to rescind or suspend that increase as to certain customers, or that certain customers may refuse to continue purchasing from the Company at the increased price level.

         Cost of goods sold for the first six months of 1996 was $12,179,831, as compared to $10,057,945 in the first six months of 1995, reflecting the higher volume of overall sales noted above. The Company's gross margin was 21.4 percent in the first six months of 1995, compared to a gross margin of 17.6 percent in the first six months of 1996. The gross margin decrease was the result of the change in mix, competitive pressures and raw material price increases discussed above.

         Selling, general and administrative ("SG&A") expenses in the second quarter of 1996 were $1,342,331, or 15.9 percent of sales, compared to $813,498, or 11.0 percent of sales, in the second quarter of 1995. Approximately $145,000 of the overall $528,833 increase in SG&A expenses represents such expenses incurred at the Greensboro plant, which was acquired in March 1996 and thus not included in the prior year's expenses. Approximately $215,000 of the remainder of the increase in SG&A expenses represents increases in selling expenses, primarily as a result of adding personnel to generate the increase in sales.

         SG&A expenses in the first six months of 1996 were $2,572,321, or 17.4 percent of sales, compared to $1,697,881, or 13.3 percent of sales, in the first six months of 1995. The Greensboro plant contributed approximately $163,000 of the increase. The remainder of the increase is primarily increased selling expenses. As the Greensboro plant was acquired in mid-March 1996, the six month periods are not directly comparable.

         Research and development ("R&D") expenses in the second quarter of 1996 were $252,780, or 3.0 percent of sales, compared to $126,515, or 1.7 percent of sales, in the second quarter of 1995. R&D expenses in the first six months of 1996 were $457,056, or 3.1 percent of sales, compared to $288,976, or 2.3 percent of sales in the first six months of 1995. The primary reason for the increased expenses was an increase in product testing, implemented for the purpose of improving quality control. Both the Company's internal quality control staff and expenditures for outside testing increased. Inclusion of some of the R&D expenses at the Greensboro plant also increased the total. The Company expects that R&D expenses as a percentage of sales should decline in future periods, to a level of approximately 2.5%.

         The Company incurred depreciation and amortization expense of $330,214 during the second quarter of 1996, compared to $179,748 during the second quarter of 1995. The Company incurred depreciation and amortization expense of $372,853 during the six months ended June 30, 1996, compared to $291,512 during the corresponding period during 1995. These are non-cash charges against earnings. Amortization expense includes amortization of goodwill over a 20-year period, relating to both the 1994 acquisition of PDL and the 1996 acquisition of the Greensboro plant. The goodwill being amortized represents the excess of the cost of acquiring PDL and the assets of Brin-Mont Corporation over the fair value of the PDL and Brin-Mont Corporation net assets at their respective dates of acquisition. The Company incurred goodwill amortization expense of $99,894 during the first six months of 1996, compared to $84,990 in the first six months of 1995. The goodwill amortization expense reflected BMC goodwill only for the period after March 15, 1996. Depreciation expense includes, for periods after March 15, 1996, depreciation of the assets of BMC, which accounts for most of the increase in that expense category.

         Interest expense in the second quarter of 1996 was $207,643, as compared with $132,177 in the second quarter of 1995. Interest expense in the first six months of 1996 was $344,956, as compared with $227,412 in the first six months of 1995. The increase in interest expense was due in part to increased sales, resulting in increased borrowings under the Company's line of credit, but the primary reason for the increase was interest incurred in connection with borrowing $2,000,000 to finance the acquisition of the assets of Brin-Mont Corporation.

         Overall, the Company recorded a loss from continuing operations of $591,106, or $.06 per share, for the second quarter of 1996, compared to income from continuing operations of $284,326, or $.03 per share, in the second quarter of 1995.

         Upon the dissolution of its Sole Associates joint venture in the second quarter of 1996, the Company realized a gain from discontinued operations of $458,174, representing the co-venturer's share of the book value of that venture, reduced by the fair market value of the Company's common stock issued in exchange. In the second quarter of 1995, the Company suffered a loss on discontinued operations of $218,313, representing losses incurred by the Company's detectable warning mat operations in that period. The Company's income from discontinued operations for the six months ended June 30, 1996 was identical to such income for the second quarter, as compared to a loss from discontinued operations in the first six months of 1995 of $184,551.

         Including discontinued operations, the Company recorded a net loss for the second quarter of 1996 of $132,932, or $0.02 per share, compared to net income of $66,013 or $0.01 per share, in the second quarter of 1995. The average number of outstanding shares in the second quarter of 1996 was 10,476,815, compared to 9,318,592 in the second quarter of 1995.

         Net loss for the first six months of 1996 was $726,668, or $0.07 per share, compared to net income of $73,184, or $0.01 per share, in the first six months of 1995. The average number of outstanding shares in the first six months of 1996 was 10,439,087, compared to 9,174,815 in the first six months of 1995.

Liquidity and Capital Resources

         During the second quarter, the Company acquired substantially all the assets (and specified liabilities) of Brin-Mont Corporation, a manufacturer of polyols, for consideration consisting of

$2,000,000 in cash and 30,769 shares of common stock. Those assets comprise a polyurethane manufacturing facility in Greensboro, North Carolina, the accounts receivable and accounts payable of Brin-Mont Corporation, inventory, and certain contractual rights and obligations.

         In addition to investment in improved production facilities, the Company may require capital for the purpose of making one or more acquisitions of businesses related to the Company's existing business. The Company has begun discussions with candidates for acquisition, and expects that it would be most likely to raise any necessary capital by issuance of equity securities directly to the seller, or by other seller financing. The Company does not have any agreement to make any particular acquisition, and there can be no assurance that the Company will agree to acquire any business.

         At June 30, 1996, the Company had working capital of $2,735,456, as compared to working capital of $3,840,789 at December 31, 1995. Included in working capital at December 31, 1995 was $203,304 of cash attributable to Sole, which was not generally available to the Company for working capital or any other purposes. In June 1996, the Company acquired its joint venture partner's interest in Sole, and then dissolved Sole, making Sole's assets available to the Company for all purposes. The Company's operating activities used cash in the first six months of 1996, as has been the case in the past. The Company has financed its working capital requirements through the issuance of shares of common stock and warrants and through borrowings.

         Operating activities used cash of $265,155 in the first six months of 1996, or $461,513 less than the Company's net loss by $726,668. The primary reason for the difference was an increase in accounts payable of $2,184,778, which exceeded the combined increase in accounts receivable and inventory by $212,454. The other significant factor was depreciation and amortization expense of $398,200, which is a noncash charge. In the prior year's corresponding period, the primary reason for the substantial difference between the net loss and use of cash in operating activities was the growth in accounts receivable, which in turn was due primarily to the Company's sales growth. The other major factor in the difference between the net profit and the use of cash in operating activities in the prior year's period was the utilization of an accrued shutdown cost reserve relating to the discontinued molding operation. That reserve was included in the other payables and accrued expenses account.

         The Company used $3,278,009 of cash in its investing activities in the first six months of 1996, compared to a use of $530,190 in the first six months of 1995. The primary component in the investing activities figure for the first six months of 1996 was the Company's acquisition of the assets of Brin-Mont Corporation. The next most significant component was also related to the Brin-Mont acquisition: goodwill acquired in that transaction accounted for most of the $561,979 increase in patents and other intangible assets. The principal component in the investing activities figure in the first six months of 1995 was a $424,315 increase in equipment and improvements. That figure included equipment that the Company purchased for its discontinued operations. The Company plans to invest approximately $1 million to $1.5 million in 1996 in fixed assets and leasehold improvements at its production facilities, but such investments will be made only as capital resources become available. The Company has not to date identified a source for such capital.

         The Company's financing activities provided $2,924,068 of cash in the first six months of 1996, compared to $3,149,252 in the first six months of 1995. The cash provided by financing activities consisted primarily of the proceeds from a venture capital loan received in March 1996, the proceeds of which were used to pay the majority of the purchase price of the Company's BMC subsidiary. Substantially all of the remainder represents a net increase in amounts borrowed under the Company's line of credit. The primary financing source in the first half of 1995 was a private offering of common stock, which raised $2,241,724.

         As a result of the foregoing, the Company had a net decrease in cash during the first six months of 1996 of $619,096, compared to a net cash increase of $71,276 during the first six months of 1995. At June 30, 1996, the Company had $2,735,456 in working capital. This represented a decrease of $1,105,333 from the working capital position of $3,840,789 at December 31, 1995.

         Despite the working capital balance of $2,735,456 at June 30, 1996, the Company's financial condition is constrained since that figure includes only $289,458 of cash. That cash position has tightened further subsequent to the end of the quarter.

         The Company and its PDL subsidiary are dependent on PDL's $5,000,000 line of credit, which UTI has guarantied. The line of credit is secured by PDL's receivables and inventory and matures in November 1997. Borrowings on the line of credit bear interest at the lender's base rate (historically equal to the prime rate) plus 2.5%, which presently results in interest accruing at the rate of 10.75% per annum. Under the line of credit, PDL is permitted to borrow up to 80% of eligible receivables, and 20% to 30% of eligible inventory. As of June 30, 1996, PDL had drawn approximately $4,552,000 on the credit line and had approximately $261,000 available under the borrowing base formula on that date. There can be no assurance that such a borrowing base formula will enable PDL to continue to finance its working capital requirements through borrowings under the credit line. There can also be no assurance that the $5,000,000 maximum advance on the line will be sufficient to finance PDL's working capital requirements, if PDL's sales were to grow substantially.

         The credit line includes covenants which require that PDL maintain certain financial restrictions, including a ratio of current assets to current labilities of at least one-to-one, and other tests. All of the financial covenants are tested on a monthly basis. Certain of those tests were not met as of April 30 and May 30, 1996. As part of a June 1996 agreement to expand the credit line from a maximum of $4,200,000 to a maximum of $5,000,000, those requirements were relaxed, prior noncompliance was waived, and the Company paid an accommodation fee of $15,000. However, there can be no assurance that the Company will be able to continue to operate within such existing financial restrictions. A failure to fulfill such covenants would be a default under the credit line, in which event the Company could be required to seek alternate financing under severely adverse conditions should the existing lender refuse to waive any breach of covenants or relax their terms.

         Due to the decrease in gross margin during the second quarter and expected continued downward pressure on margins for the next year, the Company concluded that its operating expense structure had to be reduced in order to meet its financial covenant tests, improve profitability, and improve cash flow. Accordingly, the Company reduced its workforce by ten employees, or 11%, on August 9, 1996. That workforce reduction should yield approximately $150,000 in quarterly savings. The Company has also increased its existing program to reduce operating costs, such as travel and telephone expenses. That expense reduction program is expected to yield a similar $150,000 in quarterly savings. As various building and equipment leases end over the next twelve months, the Company expects that its operating costs will decline by a further $120,000 per quarter.

         Should the above expense cuts fail to improve earnings enough to allow the Company to meet its financial covenants, the Company may be required to further reduce its operating expenses and to approach its lender for either a waiver of any covenant breaches or a modification to its covenants.

         In any event, the Company must renegotiate or replace its existing line of credit for two reasons: first, in November 1996 the maturity date of the line will be less than one year in the future, and amounts borrowed under the line will therefore be classified as short-term debt, rather than long-term debt. The Company expects that such a reclassification would result in a ratio of current assets to current liabilities of less than one-to-one, which would be a breach of covenants under the existing line of credit. Second, the Company's loan from a venture lender in March 1996 (the proceeds of which were used to acquire the assets of Brin-Mont Corporation) requires that the Company cause its

BMC subsidiary to merge with its PDL subsidiary no later than January 1, 1997. Such a merger would require the consent of the lender under the existing line of credit, but that lender has to date refused to give such consent. The Company therefore plans, within the current fiscal quarter, to discuss with its lender a further modification of this credit line, to extend its maturity date, and to allow a merger of the Company's subsidiaries. There can be no assurance that such discussions will result in an agreement with the current lender on acceptable terms, or at all. If no such agreement is reached, then the Company may seek alternative credit facilities from other potential lenders. If the Company does terminate its existing credit line, as it would do upon obtaining an alternative credit line with more favorable terms, the Company would incur a prepayment penalty of approximately $100,000. The Company has not identified any specific alternate lenders, and there can be no assurance that the Company will be successful in negotiating more favorable terms for such a credit facility, if any.

         The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current working capital, together with projected revenues from operations, will satisfy the Company's contemplated cash requirements for at least 12 months following the date of this report. In the event that the Company's plans change, its assumptions prove to be inaccurate, or if projected cash flow proves to be insufficient to fund operations, the Company could be required to seek additional or other financing, which may be unavailable or available only on unfavorable terms. In view of the Company's limited resources, its anticipated expenses, and the competitive environment in which the Company operates, any failure to make or implement necessary reductions in expenditures, further deterioration in the Company's gross margins on sales, or decline in net sales, could have a material adverse effect on the Company, including possibly requiring the Company to curtail its operations significantly.



PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a)  The following exhibit is filed:

        11.  Statement re Computation of Per Share Earnings

        27.  Financial Data Schedule


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 15, 1996            URETHANE TECHNOLOGIES, INC.



                                  By:   /s/ JAMES B. FRAKES
                                      ------------------------------------------
                                  James B. Frakes
                                  Vice President and Chief Financial Officer