Form 10-Q
period 1996-09-30
URETHANE TECHNOLOGIES INC
filed 1996-11-19
CIK 858482

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                         Commission file number 1-11600

                          URETHANE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

               Nevada                            33-0126369
       (State of incorporation)    (I.R.S. Employer Identification No.)


                 212 West Taft Avenue, Orange, California 92866
        (Address of principal executive offices)        (Zip Code)

                                 (714) 921-2300
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X         NO
                                   -------        -------

        Number of shares outstanding of each of the registrant's classes of common stock, as of November 17, 1996: 10,630,737 shares of common stock, $.01 par value.

================================================================================

        The exhibit index appears at page 13 of the 15 consecutively numbered pages constituting this report.

                          URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                        As of
                                                                             ---------------------------
                                                                             September 30   December 31
                                                                                 1996          1995
                                                                             ------------   -----------
ASSETS
CURRENT ASSETS:
  Cash                                                                       $    40,030    $   908,554
  Accounts receivable, net of allowance for doubtful accounts                  4,916,475      4,170,720
  Notes receivable                                                                15,540        147,026
  Inventories                                                                  3,519,060      3,567,395
  Prepaid expenses and other assets                                              249,735        180,476
                                                                             -----------    -----------
       TOTAL CURRENT ASSETS                                                    8,740,841      8,974,171
                                                                             -----------    -----------
PROPERTY AND EQUIPMENT:
  Land                                                                           162,000             --
  Manufacturing equipment and molds                                            4,328,515      3,102,981
  Office equipment                                                               339,899        253,561
  Leasehold improvements                                                         795,610         57,609
  Equipment held under capital leases                                            726,997        767,401
                                                                             -----------    -----------
                                                                               6,353,021      4,181,552
                                                                             -----------    -----------
  Less accumulated depreciation and amortization                              (2,182,657)    (1,836,927)
                                                                             -----------    -----------
       NET PROPERTY AND EQUIPMENT                                              4,170,364      2,344,625
                                                                             -----------    -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization                                    3,976,665      3,141,101
  Notes receivable, net of current portion                                       180,935        866,673
  Patents and other intangible assets, net of accumulated amortization           391,331        301,321
  Other assets                                                                   434,404        232,906
                                                                             -----------    -----------
       TOTAL OTHER ASSETS                                                      4,983,335      4,542,001
                                                                             -----------    -----------
                                                                             $17,894,540    $15,860,797
                                                                             ===========    ===========




             See notes to condensed consolidated financial statements

                          URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                  (concluded)

                                                                                    As of
                                                                      -------------------------------
                                                                       September 30      December 31
                                                                           1996             1995
                                                                      -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $7,327,747        $3,614,133
  Accrued expenses                                                         818,278         1,070,475
  Line of credit and term loan                                           4,079,373         3,504,054
  Capital lease obligations -- current portion                             398,228           396,774
                                                                       -----------       -----------
        TOTAL CURRENT LIABILITIES                                       12,623,626         8,585,436
                                                                       -----------       -----------

LONG-TERM LIABILITIES:
  Deferred tax liability                                                   359,680           359,680
  Long term debt, net of current portion                                 1,928,529           226,379
  Capital lease obligations, net of current portion                         82,947           354,540
                                                                       -----------       -----------
        TOTAL LONG-TERM LIABILITIES                                      2,371,156           940,599
                                                                       -----------       -----------

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE                              --              678,956
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 18,000,000 shares authorized;
  10,630,737 and 10,395,610 shares issued and outstanding,                 106,013           103,956
  at June 30, 1996 and December 31, 1995, respectively

  Capital in excess of par value                                        25,852,365         25,252,270
  Accumulated deficit                                                  (23,058,620)       (19,700,420)
                                                                       -----------        -----------
        TOTAL STOCKHOLDERS' EQUITY                                       2,899,758          5,655,806
                                                                       -----------        -----------
                                                                       $17,894,540        $15,860,797
                                                                       ===========        ===========


            See notes to condensed consolidated financial statements

                          URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           For the Three Months           For the Nine Months
                                                            Ended September 30,           Ended September 30,
                                                         --------------------------    --------------------------
                                                             1996           1995           1996           1995
                                                         -----------    -----------    -----------    -----------

NET SALES                                                $ 8,837,446    $ 7,727,090    $23,615,559    $20,529,814

COST OF GOODS SOLD                                         8,324,251      6,106,196     20,504,082     18,231,448
                                                         -----------    ------------   -----------    -----------
GROSS PROFIT                                                 513,195      1,621,894      3,111,477      4,298,366

OPERATING EXPENSES:
  Selling, general and administrative                      1,289,040        817,728      3,894,926      2,426,793
  Research and development                                   199,542        157,416        656,588        446,392
  Bad Debt Expense                                           228,653          9,000        284,488         29,510
  Depreciation and amortization                              295,438        325,649        579,891        617,161
                                                         -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                                   2,013,673      1,309,793      5,415,903      3,519,856
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                    1,500,478        312,101      2,304,426        778,510
                                                         -----------    -----------    -----------    -----------

INTEREST EXPENSE AND OTHER:
  Interest expense                                          (298,538)      (131,390)      (643,492)      (365,525)
  Other expense (income), net                                 17,805         18,015        (18,133)        43,476
                                                         -----------    -----------    -----------    -----------
TOTAL INTEREST EXPENSE AND OTHER                            (280,731)      (113,375)      (661,625)      (322,049)
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAX PROVISION AND
  DISCONTINUED OPERATIONS                                 (1,781,209)       198,726     (2,966,051)       456,461
                                                         -----------    -----------    -----------    -----------

TAX PROVISION                                                     --             --             --             --
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (1,781,208)       198,726     (2,966,051)       456,461
LOSS FROM DISCONTINUED OPERATIONS                           (850,324)      (553,594)      (392,150)      (738,145)
                                                         -----------    -----------    -----------    -----------
NET LOSS                                                 $(2,631,533)   $  (354,888)   $(3,358,201)   $  (281,684)
                                                         ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Income (Loss) from continuing operations               $     (0.17)   $      0.02    $     (0.28)   $      0.05
  Loss from discontinued operations                      $     (0.08)         (0.05)   $     (0.04)         (0.08)
                                                         -----------    -----------    ----------     -----------

LOSS PER COMMON SHARE                                    $     (0.25)   $     (0.03)   $     (0.32)   $      (0.03)
                                                         ===========    ===========    ===========    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                      10,830,737     10,372,985     10,503,436       9,572,526
                                                         ===========    ============   ===========    ============


                      See notes to condensed consolidated
                              financial statements

                          URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------------
                                                                                        1996                       1995
                                                                                    ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        ($3,358,201)               (  $281,684)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Provision for discontinued operations                                              392,150                    289,448
    Depreciation and amortization                                                      620,670                    617,161
    Minority interest in net loss of joint venture                                     (20,815)                   (34,850)
    Provision for bad debts                                                            284,488                     29,510
   Increase (decrease) from changes in:
    Accounts receivable                                                                277,815                ( 2,155,104)
    Inventories                                                                        407,692                   (500,678)
    Deposits and prepaid expenses                                                     (118,421)                   (85,893)
    Accounts payable                                                                 2,181,997                    776,893
    Accrued expenses                                                                  (256,008)               ( 1,452,203)
                                                                                   -----------                -----------
     NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES                                 411,367                ( 2,797,400)
                                                                                   -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection (Issuance) of notes receivable                                          --                           42,398
   Acquisition of property and equipment                                            (1,118,324)                  (879,417)
   (Acquisition) sale of business                                                   (2,148,520)                    50,000
   Patents and other intangible assets                                                (205,561)                  (264,065)
                                                                                   -----------                -----------
     NET CASH USED IN INVESTING ACTIVITIES                                          (3,472,405)               ( 1,051,084)
                                                                                   -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under credit line                                                    787,650                  1,241,996
   Payments under capital leases                                                      (270,139)                  (260,651)
   Repayment of long term debt                                                         (39,000)                   (34,668)
   Issuance of long term debt                                                        1,528,819                         --
   Payment of debt issuance costs                                                     (125,868)                        --
   Proceeds from issuance of common stock warrant                                      311,052                         --
   Proceeds from issuance of common stock                                                   --                  2,345,435
                                                                                   -----------                -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,192,514                  3,292,112
                                                                                   -----------                -----------

NET (DECREASE) INCREASE IN CASH                                                       (868,524)                  (556,372)

CASH, beginning of year                                                                908,554                  1,528,380
                                                                                   -----------                -----------

CASH, end of six months                                                                $40,030                   $972,008
                                                                                   ===========                ===========

            See notes to condensed consolidated financial statements

                  URETHANE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            As of September 30, 1996


(1) General Information

        The condensed consolidated financial statements included the accounts of Urethane Technologies, Inc. (the "Parent") and its 100 percent owned subsidiaries, Polymer Development Laboratories, Inc. ("PDL"), a California corporation, and BMC Acquisition, Inc. ("BMC"), a North Carolina corporation, which are consolidated into the accompanying financial statements, collectively referred to as the "Company." All intercompany transactions and balances are eliminated in consolidation.

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the full year.

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

(3) Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of raw materials used in the blending of chemicals and production of polyurethane products. Inventories at September 30, 1996 and December 31, 1995 are summarized as follows:

                                September 30, 1996      December 31, 1995
                                ------------------      -----------------
Raw Materials                       $1,818,332              $1,938,612

Finished goods                       1,700,729               1,628,783
                                    ----------              ----------
       Total                        $3,519,060              $3,567,395
                                    ==========              ==========


(4) Notes Payable--Credit Line

        PDL utilizes a $5,000,000 secured credit line from a finance company to finance its working capital requirements. That credit line includes a term loan with a balance of approximately $173,000 at September 30, 1996. As PDL is currently in violation of several financial covenants, both the credit line and term loan are shown as current liabilities on the company's financial statements.

        The outstanding balance on both the credit line and the term loan bears interest at 2.5% over a floating base rate. Interest is paid monthly. Under the terms of the credit line, the Company may allocate up to $100,000 per month to PDL for general and administrative services. The credit line restricts dividends from PDL to the Parent to no more than 25% of PDL's earnings for the previous year. The Parent has guaranteed the line of credit.

(5) Discontinued Operations

        During the third quarter of 1996, the Company concluded that the buyer of its former molding division was insolvent and that there were no likely purchasers or other potential business partners to help support that business. As a result, the Company wrote down the carrying value of the notes related to the sale of the operation and increased its bad debt reserve by an amount equal to the Company's accounts receivable balance from that operation.

        The write-down of the notes receivable is expressed as a noncash loss from discontinued operations of $850,324 in the third quarter of 1996. The increase in the bad debt reserve of approximately $220,000 related to sales of chemical systems made in the current year to the buyer of the former molding division.

        The loss from discontinued operations for the nine month period ended September 30, 1996 was $392,150. This amount is a combination of the $850,324 loss from the discontinued molding operation and a $458,174 gain from the dissolution of Sole in June, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as result of certain factors.

Results of Operations

        Sales in the third quarter of 1996 were $8,837,446, a $1,110,356 or 14 percent increase over sales of $7,727,090 in the third quarter of 1995. Sales in the first nine months of 1996 were $23,615,559, a $3,085,945 or 15 percent increase over sales of $20,529,814 in the first nine months of 1995. The increase in sales in each case was due to increased quantities of product sold, which in turn was primarily a result of the Company's March 1996 acquisition of the business of Brin-Mont Corporation. That business consists of a polyol production and polyurethane systems blending facility in Greensboro, North Carolina. The Company conducts its business through two wholly-owned subsidiaries, Polymer Development Laboratories, Inc. ("PDL"), and the operator of the Greensboro plant ("BMC").

        Cost of goods sold for the third quarter of 1996 were $8,324,251, a $2,219,055 or 36 percent increase over cost of goods sold of $6,105,196 in the third quarter of 1995. Cost of goods sold in the third quarter of 1996 included a charge of approximately $356,000 related to goods determined to be unsalable. The Company's gross margin was 6 percent in the third quarter of 1996 compared to 21 percent in the third quarter of 1995. If the unsalable goods charge is excluded, the Company's gross margin in the third quarter of 1996 would have been 10 percent. The gross margin decrease was the result of raw material price increases from the Company's vendors and competitive pressures in the Company's selling markets, which forced the Company to cut selling prices while suffering an increase in raw materials costs. The third quarter represented a continuation of a trend that began in the second quarter of 1996 toward a sales mix of products consisting of a larger percentage of low-margin products, which exacerbated the effect of competitive pressures. During August, the Company attempted a general price increase to improve its gross margin. However, the price increase was largely unsuccessful due to the extremely competitive nature of the Company's industry.

        Cost of goods sold for the first nine months of 1996 were $20,504,082, a $4,272,634 or 26 percent increase over cost of goods sold of $16,231,448 in the first nine months of 1995. The Company's gross margin was 13 percent in the first nine months of 1996, compared to a gross margin of 21 percent in the first nine months of 1996. The gross margin decrease was the result of the change in mix, competitive pressures and raw material price increases discussed above.

        Selling, general and administrative ("SG&A") expenses in the third quarter of 1996 were $1,289,040, or 15.0 percent of sales, compared to $817,728, or 10.6 percent of sales, in the third quarter of 1995. Approximately $203,000 of the overall $471,312 increase in SG&A expenses represents increases incurred at the Greensboro plant, which was acquired in March 1996 and thus not included in the prior year's expenses. Other significant elements in the increased level of SG&A expenses in the third quarter of 1996 were increases in sales expense of $65,500 and professional services expense of $51,000 and moving expense of $11,000.

        A more apt reference point for the Company's SG&A expenses in the third quarter is the second quarter of 1996, since that period included the Greensboro plant. SG&A expenses in the second quarter were $1,342,331, or 15.9 percent of sales, compared to $1,289,040, or 15.0 percent of sales, in the third quarter.

        SG&A expenses in the first nine months of 1996 were $3,894,926, or 16.5 percent of sales, compared to $2,426,793, or 11.8 percent of sales, in the first nine months of 1995. The Greensboro plant contributed approximately $366,000 of the SG&A expense in the first nine months of 1996. As the Greensboro plant was acquired in mid-March 1996, the nine month periods are not directly comparable. Other significant elements in the increased level of SG&A expenses in the first nine months of 1996 were increases in sales expense of $482,000, professional services expense of $130,500, and employee moving expenses of $65,000.

        Research and development ("R&D") expenses in the third quarter of 1996 were $199,542, or 2.3 percent of sales, compared to $157,416, or 2.0 percent of sales, in the third quarter of 1995. R&D expenses in the first nine months of 1996 were $656,598, or 2.8 percent of sales, compared to 446,392, or 2.2 percent of sales, in the first nine months of 1995. The Greensboro plant contributed approximately $105,000, or one-half of the overall $210,000 increase in R&D expenses between the nine month periods. The other significant reason for the increased R&D expenses was an increase in product testing, implemented for the purpose of improving quality control.

        The Company incurred bad debt expense of $229,653 in the third quarter of 1996 compared to $9,000 in the third quarter of 1995. During the third quarter, the Company concluded that the customer who owned the former molding division was insolvent and that there were no near term purchasers or other potential business partners to help support that business. As a result, the Company reserved approximately $220,000 to fully cover its receivable from that enterprise.

        The Company incurred depreciation and amortization expense of $295,438 during the third quarter of 1996, compared to $325,649 during the third quarter of 1995. The Company incurred depreciation and amortization expense of $579,891 during the nine months ended September 30, 1996, compared to $617,161 during the corresponding period during 1995. The above depreciation and amortization expense figures are not directly comparable between the 1996 and 1995 periods because certain assets being depreciated in the first nine months of 1995 were subsequently written down as part of a loss from discontinued operations. As a result, the Company did not bear depreciation expense relating to those assets in 1996.

        Amortization expense includes amortization of goodwill over a 20-year period, relating to both the 1994 acquisition of PDL and the 1996 acquisition of the Greensboro plant. The goodwill being amortized represents the excess of the cost of acquiring PDL and the assets of Brin-Mont Corporation over the fair value of the PDL and Brin-Mont Corporation net assets at their respective dates of acquisition. The Company incurred goodwill amortization expense of $161,310 during the first nine months of 1996, compared to $127,485 in the first nine months of 1995. The goodwill amortization expense reflected BMC goodwill only for the period after March 15, 1996. Depreciation expense includes, for periods after March 15, 1996, depreciation of the assets of BMC.

        Interest expense in the third quarter of 1996 was $298,536, as compared with $131,390 in the third quarter of 1995. Interest expense in the first nine months of 1996 was $643,492, as compared with $365,525 in the first nine months of 1995. The increase in interest expense was due in part to increased sales, resulting in increased borrowings under the Company's line of credit, but the primary reason for the increase was interest expense incurred in connection with borrowing $2,000,000 to finance the acquisition of Brin-Mont Corporation.

        Overall, the Company recorded a loss from continuing operations of $1,781,209, or $0.17 per share, for the third quarter of 1996, compared to income from continuing operations of $198,726, or $0.02 per share, in the third quarter of 1995.

        During the third quarter of 1996, the Company concluded that the buyer of its former molding division was insolvent and that there were no likely purchasers or other potential business partners to help support that business. As a result, the Company wrote down the carrying value of the notes related to the sale of the operation. The write-down of the notes receivable is expressed as a noncash loss from discontinued operations of $850,324 in the third quarter of 1996. In the third quarter of 1995, the Company suffered a loss on discontinued operations of $553,594, representing losses incurred by the Company's detectable warning mat operations in that period.

        The loss from discontinued operations for the nine month period ended September 30, 1996 was $392,150. This amount is a combination of the $850,324 loss from the discontinued molding operation and a $458,174 gain from the dissolution of Sole in June, 1996. In the first nine months of 1995, the Company incurred a loss from discontinued operations of $738,145, representing losses incurred by the detectable warning mat operations in that period.

        Including discontinued operations, the Company recorded a net loss for the third quarter of 1996 of $2,631,533, or $0.25 per share, compared to a net loss of $354,868, or $0.03 per share, in the third quarter of 1995. The average number of outstanding shares in the third quarter of 1996 was 10,630,737, compared to 10,372,985 in the third quarter of 1995.

        The net loss for the first nine months of 1996 was $3,358,201, or $0.32 per share, compared to a net loss $281,684, or $0.03 per share, in the third quarter of 1995. The average number of outstanding shares in the first nine months of 1996 was 10,503,436, compared to 9,572,526 in the first nine months of 1995.

Liquidity and Capital Resources

        At September 30, 1996, the Company had a working capital deficit of $3,882,785, as compared to working capital of $3,840,789 at December 31, 1995. The Company's operating activities used cash in the first nine months of 1996, as has been the case in the past. The Company has financed the working capital requirements through the issuance of shares of common stock and warrants and through borrowings.

The two primary factors in the Company's working capital deficit at September 30, 1996 were a classification of the Company's line of credit as a current liability due to the failure of the Company to meet several of the financial covenants relating to its credit line. Previously, the line of credit had been classified as a long term liability. The other significant factor is the Company's large accounts payable balance, which built up over the course of the year and which has helped the company to finance its operating losses throughout the year.

        Operating activities provided cash of $411,367 in the first nine months of 1996. The primary reason for the difference between the cash figure provided by operations and the net loss amount of $3,358,301 was an increase in accounts payable of $2,181,997. The other significant factor was depreciation and amortization expense of $620,670, which is a noncash charge.

        The Company used $3,472,405 of cash in its investing activities in the first nine months of 1996, compared to a use of $1,051,084 in the first nine months of 1995. The primary component in the investing activities figure for the first nine months of 1996 was the Company's acquisition of the assets of Brin-Mont Corporation. The principal component in the investing activities figure in the first nine months of 1995 was a $879,417 increase in equipment and improvements. That figure included equipment that the Company purchased for its discontinued operations.

        The Company's financing activities provided $2,192,514 of cash in the first nine months of 1996, compare to $3,292,112 in the first nine months of 1995. The cash provided by financing activities consisted primarily of the proceeds from a venture capital loan received in March 1996, the proceeds of which were used to pay the majority of the purchase price of the Company's BMC subsidiary. The primary financing source in the first nine months of 1995 was a private placement of common stock, which raised $2,345,435.

        As a result of the foregoing, the Company had a net decrease in cash during the first nine months of 1996 of $868,524, compared to a net cash usage of $556,372 in the first nine months of 1995. As of September 30, 1996, the Company had a negative tangible net worth position of $1,468,238.

        Due to the decrease in gross margin during the course of the year, the Company concluded that its operating expense structure had to be reduced in order to reachieve profitability and positive cash flow. Accordingly, the Company began an aggressive program of reducing its operating expenses. Employee headcount has been reduced from a peak of 93 in April, 1996 to the current level of 64. The Company expects to continue that workforce reduction program with additional layoffs. The Company estimates that its operating expense levels have been reduced by approximately $200,000 per month since the level of June, 1996.

        The above expense reduction figure does not include the benefit of the Company exiting its headquarters facility in Santa Ana, California in October. The headquarters has relocated to the Company's blending facility in Orange, California. That move is expected to reduce operating expenses by $25,000 per month in the future.

        Due to the Company's constrained working capital position, the Company has begun to contract to its original business base in the Western United States and to the acquired Greensboro facility. In November, the Company entered into an agreement to toll produce products in its Atlanta blending facility for the former President of its PDL subsidiary, who resigned to pursue this program. This agreement should further reduce the Company's expense burden.

        The Company hoped to couple the above expense reduction program with a private equity placement of at least $1 million that would provide the Company with cash for operations. After discussing its capital requirements with both domestic and international sources, the Company concluded that the most likely route to raise equity would be through a Regulation S private placement with foreign investors. The Company engaged a broker/dealer to conduct the placement. The Company then notified its working capital lender of its plan to cut expenses and to raise capital. The lender agreed to waive the Company's covenant violations if the Company successfully raised at least $1 million by mid-October.

        Unfortunately, as of the date of this document the Company has only been successful in raising $150,000 in capital. The Company terminated its agreement with the above mentioned broker/dealer and subsequently entered into an agreement with another broker/dealer to enter into a similar Regulation S placement.

        As a result of the failure to raise at least $1 million in capital, the Company's lender has notified the Company that they would like the Company to find another lender to replace them by the end of 1996. There can be no assurance that alternative financing can be obtained on acceptable terms.

        As the Company's cash position and liquidity is currently seriously constrained and while the Company will explore such other options as may periodically arise from time to time, the Company is currently exploring three potential routes to improve its working capital position. The first option is to raise additional equity. As noted above, the Company has entered into an agreement with a second broker/dealer for a private placement. The venture capital lender that helped finance the BMC acquisition has tentatively offered to lend a further $500,000 to the Company if the proposed private placement raises at least another $500,000. Based on the failure of the initial broker/dealer to raise more than $150,000, there can be no assurance that this option may materialize. Even if the Company is able to raise additional capital through a combination of equity and term debt, the Company will likely have to replace its existing working capital lender in order to continue its operations. Additionally, the Company will require continued forbearance and possibly restructuring of its payables from its major vendors.

        The second option is to sell part of or all of the Company. The Company has received informal preliminary inquiries from participants in the polyurethane industry relating to potential proposed purchases of all or part of the Company.

        There can be no assurance that any of these preliminary indications of acquisition interest will evolve into formal discussions or an actual purchase and sale agreement. Even if such a transaction does occur, there can be no assurance that the Company's unsecured creditors will be repaid completely.

        If neither of the above options work out, then the Company may be forced to enter into a restructuring or liquidation under the bankruptcy code. The accompanying financial statements were prepared on a going concern basis. If the Company ceases or curtails its operations, the Company may not realize the carrying value of its assets.

PART II.                        OTHER INFORMATION

Item 3. As discussed in more detail in Item 2 of Part I of this form, the Company is in technical default pursuant to certain financial covenants under its secured credit line.

Item 5.  Other Information

         During the course of the third quarter, two of the four outside directors resigned from Company's board. In November 1996, the remaining two outside directors resigned from the board. At the present time, the sole directors are the Company's Chairman and Chief Executive Officer and the Company's Chief Financial Officer.

         None of the resigning directors cited any conflict with the Company as part of the reason for their resignation. Management believes that the Company's strained financial position may have been a factor in the resignations.

         The Company intends to recruit and nominate a new slate of outside directors prior to its next annual meeting.

Item 6.  Exhibits

         (a) The following information is filed:

             11.  Statement re Computation of Per Share Earnings

             27.  Financial Data Schedule

                                   SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URETHANE TECHNOLOGIES, INC.


Date: November 19, 1996                  /s/ JAMES B. FRAKES
                                        --------------------------------
                                        James B. Frakes, Chief Financial
                                        Officer and Vice President