Form 10-Q/A
period 1996-09-30
URETHANE TECHNOLOGIES INC
filed 1996-12-05
CIK 858482

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-Q/A

                                Amendment No. 1
                             ----------------------

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
                                                                             ===========    ===========




             See notes to condensed consolidated financial statements

                          URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                  (concluded)

                                                                                    As of
                                                                      -------------------------------
                                                                       September 30      December 31
                                                                           1996             1995
                                                                      -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $7,327,747        $3,614,133
  Accrued expenses                                                         818,278         1,070,475
  Line of credit and term loan                                           4,079,373         3,504,054
  Capital lease obligations -- current portion                             398,228           396,774
                                                                       -----------       -----------
        TOTAL CURRENT LIABILITIES                                       12,623,626         8,585,436
                                                                       -----------       -----------

LONG-TERM LIABILITIES:
  Deferred tax liability                                                   359,680           359,680
  Long term debt, net of current portion                                 1,928,529           226,379
  Capital lease obligations, net of current portion                         82,947           354,540
                                                                       -----------       -----------
        TOTAL LONG-TERM LIABILITIES                                      2,371,156           940,599
                                                                       -----------       -----------

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE                              --              678,956
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 18,000,000 shares authorized;
  10,630,737 and 10,395,610 shares issued and outstanding,                 106,013           103,956
  at September 30, 1996 and December 31, 1995, respectively

  Capital in excess of par value                                        25,852,365         25,252,270
  Accumulated deficit                                                  (23,058,620)       (19,700,420)
                                                                       -----------        -----------
        TOTAL STOCKHOLDERS' EQUITY                                       2,899,758          5,655,806
                                                                       -----------        -----------
                                                                       $17,894,540        $15,860,797
                                                                       ===========        ===========


            See notes to condensed consolidated financial statements

                          URETHANE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           For the Three Months           For the Nine Months
                                                            Ended September 30,           Ended September 30,
                                                         --------------------------    --------------------------
                                                             1996           1995           1996           1995
                                                         -----------    -----------    -----------    -----------

NET SALES                                                $ 8,837,446    $ 7,727,090    $23,615,559    $20,529,814

COST OF GOODS SOLD                                         8,324,251      6,105,196     20,504,082     18,231,448
                                                         -----------    ------------   -----------    -----------
GROSS PROFIT                                                 513,195      1,621,894      3,111,477      4,298,366

OPERATING EXPENSES:
  Selling, general and administrative                      1,289,040        817,728      3,894,926      2,426,793
  Research and development                                   199,542        157,416        656,588        446,392
  Bad Debt Expense                                           229,653          9,000        284,488         29,510
  Depreciation and amortization                              295,438        325,649        579,891        617,161
                                                         -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                                   2,013,673      1,309,793      5,415,903      3,519,856
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                   (1,500,478)       312,101     (2,304,426)       778,510
                                                         -----------    -----------    -----------    -----------

INTEREST EXPENSE AND OTHER:
  Interest expense                                          (298,536)      (131,390)      (643,492)      (365,525)
  Other expense (income), net                                 17,805         18,015        (18,133)        43,476
                                                         -----------    -----------    -----------    -----------
TOTAL INTEREST EXPENSE AND OTHER                            (280,731)      (113,375)      (661,625)      (322,049)
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAX PROVISION AND
  DISCONTINUED OPERATIONS                                 (1,781,209)       198,726     (2,966,051)       456,461
                                                         -----------    -----------    -----------    -----------

TAX PROVISION                                                     --             --             --             --
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (1,781,209)       198,726     (2,966,051)       456,461
LOSS FROM DISCONTINUED OPERATIONS                           (850,324)      (553,594)      (392,150)      (738,145)
                                                         -----------    -----------    -----------    -----------
NET LOSS                                                 $(2,631,533)   $  (354,868)   $(3,358,201)   $  (281,684)
                                                         ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Income (Loss) from continuing operations               $     (0.17)   $      0.02    $     (0.28)   $      0.05
  Loss from discontinued operations                      $     (0.08)         (0.05)   $     (0.04)         (0.08)
                                                         -----------    -----------    ----------     -----------

LOSS PER COMMON SHARE                                    $     (0.25)   $     (0.03)   $     (0.32)   $      (0.03)
                                                         ===========    ===========    ===========    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                      10,630,737     10,372,985     10,503,436       9,572,526
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

        Unfortunately, as of the date of this document the Company has only been successful in raising $150,000 in capital. The Company terminated its agreement with the above mentioned broker/dealer and subsequently engaged a consultant to act as a finder for foreign investors to enter into a similar Regulation S placement.

        As a result of the failure to raise at least $1 million in capital, the Company's lender has notified the Company that they would like the Company to find another lender to replace them by the end of 1996. There can be no assurance that alternative financing can be obtained on acceptable terms.

        As the Company's cash position and liquidity is currently seriously constrained and while the Company will explore such other options as may periodically arise from time to time, the Company is currently exploring three potential routes to improve its working capital position. The first option is to raise additional equity. As noted above, the Company has entered into an agreement with a consultant to assist with the proposed private placement. The venture capital lender that helped finance the BMC acquisition has tentatively offered to lend a further $500,000 to the Company if the proposed private placement raises at least another $500,000. Based on the failure of the initial broker/dealer to raise more than $150,000, there can be no assurance that this option may materialize. Even if the Company is able to raise additional capital through a combination of equity and term debt, the Company will likely have to replace its existing working capital lender in order to continue its operations. Additionally, the Company will require continued forbearance and possibly restructuring of its payables from its major vendors.

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

         (a) None.

                                   SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URETHANE TECHNOLOGIES, INC.


Date: December 5, 1996                  /s/ JAMES B. FRAKES
                                        --------------------------------
                                        James B. Frakes, Chief Financial
                                        Officer and Vice President